Form 10-Q
period 2017-08-31
Precise Acquisition, Inc.
filed 2017-10-06
CIK 1701874

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934.

FOR THE QUARTERLY PERIOD ENDED August 31, 2017

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

[X] Yes [ ] No

State the number of shares outstanding of each of the issuer’s classes of common equity, as of October 6, 2017: 8,000,000 shares of common stock.

PRECISE ACQUISITION, INC.

 INDEX

 PART I - FINANCIAL INFORMATION

ITEM 1 FINANCIAL STATEMENTS

 PRECISE ACQUISITION, INC.

BALANCE SHEETS

	August 31, 2017 (Unaudited)	February 28, 2017
ASSETS
TOTAL ASSETS	$-	$-

LIABILITIES AND STOCKHOLDERS’ DEFICIT

CURRENT LIABILITIES:
Accrued expenses	$1,250	1,550
TOTAL LIABILITIES	$1,250	$1,550

STOCKHOLDERS’ DEFICIT:
Preferred stock, $0.0001 par value; 20,000,000 shares authorized; none issued or outstanding as of August 31, 2017 and February 28, 2017	-	-
Common stock, $0.0001 par value; 500,000,000 shares authorized; 8,000,000 shares issued and outstanding as of August 31, 2017 and February 28, 2017	800	800
Additional paid in capital	8,198	1,948
Accumulated deficit	(10,248)	(4,298)
TOTAL STOCKHOLDERS’ DEFICIT	(1,250)	(1,550)

TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$-	$-

The accompanying notes are an integral part of these unaudited financial statements.

- F1-

 PRECISE ACQUISITION, INC.

sTATEMENT OF OPERATIONS

(UNAUDITED)

	Three Months Ended August 31, 2017	Six Months Ended August 31, 2017
Revenue	$-	$-

Expenses:
General and administration	$5,250	$5,950

Operating loss	$(5,250)	$(5,950)

Net Loss	$(5,250)	$(5,950)

Basic and Diluted Loss Per Share	$(0.00)	$(0.00)
Weighted average number of common shares outstanding	8,000,000	8,000,000

 The accompanying notes are an integral part of these unaudited financial statements.

- F2 -

 PRECISE ACQUISITION, INC.

STATEMENT OF CASH FLOWS

(Unaudited)

Six Months Ended August 31, 2017
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(5,950)
Change in current assets and liabilities:
Accrued expenses	(300)
Contributed Capital	6,250
Net Cash Provided By (used in) Operating Activities	-

Net Cash Used In Investing Activities	-
Net Cash Used In Financing Activities	-
CHANGE IN CASH	-
CASH AT BEGINNING OF PERIOD	$-
CASH AT END OF PERIOD	$-

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Cash paid for:	$-
Interest	$-
Income Taxes	$-

The accompanying notes are an integral part of these unaudited financial statements.

- F3 -

 PRECISE acquisition, inc.

NOTES TO FINANCIAL STATEMENTS

August 31, 2017

(UNAUDITED)

NOTE 1 - ORGANIZATION AND DESCRIPTION OF BUSINESS

Precise Acquisition, Inc., a Delaware corporation (“the Company”) was incorporated under the laws of the State of Delaware on January 30, 2017 with the name Precise Acquisition, Inc. The Company intends to serve as a vehicle to affect an asset acquisition, merger, exchange of capital stock or other business combination with a domestic or foreign business. As of August 31, 2017, the Company had not yet commenced any operations.

The Company has elected February 28th as its fiscal year end.

The accompanying unaudited interim financial statements of the Company have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission, or the SEC, including the instructions to Form 10-Q and Regulation SX. In the opinion of the management of the Company, all adjustments, which are of a normal recurring nature, necessary for a fair statement of the financial position as of August 31, 2017, and the results of operations and cash flows for the three and six month periods ended August 31, 2017. Results for the interim periods presented are not necessarily indicative of the results that might be expected for the entire fiscal year ending February 28, 2018. When used in these notes, the terms "Company", "we", "us" or "our" mean the Company. Certain information and note disclosure normally included in financial statements prepared in accordance with generally accepted accounting principles in the United States of America has been omitted from these interim financial statements pursuant to such accounting principles and, accordingly, they do not include all the information and notes necessary for comprehensive interim financial statements and should be read in conjunction with our audited financial statements for the year ended February 28, 2017.

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

Cash and Cash Equivalents

The Company considers all highly liquid investments with an original maturity of three months or less when purchased to be cash equivalents. Cash and cash equivalents at August 31, 2017 and February 28, 2017 were $0.

- F4 -

Income Taxes

The Company accounts for income taxes under ASC 740, “Income Taxes.”  Under the asset and liability method of ASC 740, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statements carrying amounts of existing assets and liabilities and their respective tax bases.  Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled.  The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period the enactment occurs.  A valuation allowance is provided for certain deferred tax assets if it is more likely than not that the Company will not realize tax assets through future operations. No deferred tax assets or liabilities were recognized at August 31, 2017.

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

The Company does not have any potentially dilutive instruments as of August 31, 2017 and, thus, anti-dilution issues are not applicable.

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

Fair value estimates discussed herein are based upon certain market assumptions and pertinent information available to management as of August 31, 2017. The respective carrying value of certain on-balance-sheet financial instruments approximated their fair values due to the short-term nature of these instruments. These financial instruments include accrued expenses.

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

The Company had no stock-based compensation plans as of August 31, 2017.

The Company’s stock based compensation for the period ended August 31, 2017 was $0.

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

NOTE 4 – ACCRUED EXPENSES

Accrued expenses totaled $1,250 as of August 31, 2017 as compared to February 28, 2017 which was $1,550 and consisted primarily of professional fees.

NOTE 5 – INCOME TAXES

The Company has not recognized an income tax benefit for its operating losses generated based on uncertainties concerning its ability to generate taxable income in future periods. The tax benefit for the period presented is offset by a valuation allowance established against deferred tax assets arising from the net operating losses, the realization of which could not be considered more likely than not. In future periods, tax benefits and related deferred tax assets will be recognized when management considers realization of such amounts to be more likely than not. As of August 31, 2017, the Company has incurred a net loss of approximately $9,448 which resulted in a net operating loss for income tax purposes. NOLs begin expiring in 2037. The loss results in a deferred tax asset of approximately $3,307 at the effective statutory rate of 35%. The deferred tax asset has been off-set by an equal valuation allowance.

NOTE 6 – COMMITMENTS AND CONTINGENCIES

The Company follows ASC 450-20, Loss Contingencies, to report accounting for contingencies.  Liabilities for loss contingencies arising from claims, assessments, litigation, fines and penalties and other sources are recorded when it is probable that a liability has been incurred and the amount of the assessment can be reasonably estimated. There were no commitments or contingencies as of August 31, 2017.

- F6 -

NOTE 7 – SHAREHOLDER EQUITY

Preferred Stock

The authorized preferred stock of the Company consists of 20,000,000 shares with a par value of $0.0001. The Company had no shares of preferred stock issued and outstanding at August 31, 2017 and February 28, 2017.

Common Stock

The authorized common stock of the Company consists of 500,000,000 shares with a par value of $0.0001. There were 8,000,000 shares of common stock issued and outstanding at August 31, 2017 and February 28, 2017.

On January 30, 2017, the Company issued 8,000,000 founder’s shares of restricted common stock valued at $800 at par value ($.0001) to our sole officer and director, Mr. Thomas DeNunzio, in exchange for the development of the business plan for the Company.

The Company did not have any potentially dilutive instruments as of August 31, 2017 and, thus, anti-dilution issues are not applicable.

Additional paid-in capital

During the period ended August 31, 2017 our sole officer and director paid expenses and accrued expenses on behalf of the Company totaling $6,250. These expenses are considered contributions to the Company and consisted primarily of professional fees.

NOTE 8 – RELATED-PARTY TRANSACTIONS

Equity

On January 30, 2017, the Company issued 8,000,000 founder’s shares of restricted common stock valued at $800 at par value ($.0001) to our sole officer and director, Mr. Thomas DeNunzio, in exchange for the development of the business plan for the Company.

Additional paid-in capital

During the period ended August 31, 2017, our former sole officer and director Thomas DeNunzio paid expenses on behalf of the Company totaling $6,250. These expenses are considered contributions to the Company and consisted primarily of professional fees.

During the period ended February 28, 2017 our former sole officer and director Thomas DeNunzio paid expenses on behalf of the Company totaling $1,948. These expenses are considered contributions to the Company and consisted primarily of filing fees. Total additional paid-in capital is $8,198 at August 31, 2017.

NOTE 9 – SUBSEQUENT EVENTS

Management has evaluated subsequent events through October 6, 2017. Based on our evaluation, no events have occurred requiring adjustment or disclosure.

- F7 -

ITEM 2	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS\

RESULTS OF OPERATIONS

For the three months ended August 31, 2017, we had a net loss of $5,250 whereas for the six months ended August 31, 2017 we had a net loss of $5,950. Our net loss for both periods is a result of professional fees.

PLAN OF OPERATION

The Company intends to serve as a vehicle to affect an asset acquisition, merger, exchange of capital stock or other business combination with a domestic or foreign business. Our cash balance is $0 as of August 31, 2017.  We believe our cash balance is not sufficient to fund our limited levels of operations for any period of time. We may utilize funds from our President and CEO as well as our majority shareholder, who has informally agreed to contribute funds to allow us to pay for filing fees, and professional fees for no further consideration. The President, CEO and sole Director, however, have no formal commitment, arrangement or legal obligation to advance or loan funds to the Company. The Company has no debt payable to our CEO as of August 31, 2017.

In order to achieve our business plan goals, we will need to obtain additional funding. We are a growth stage company and have generated no revenue to date. At the present time, we have not made any arrangements to raise additional funds.

If we need additional cash and cannot raise it, we will either have to suspend operations until we do raise the cash, or cease operations entirely.

LIQUIDITY

We have no known demands or commitments and are not aware of any events or uncertainties as of August 31, 2017 or that are reasonably likely to materially increase or decrease our current liquidity.

CAPITAL RESOURCES

We had no material commitments for capital expenditures as of August 31, 2017 and February 28, 2017.

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

Evaluation of Disclosure Controls and Procedures

Our Principal Executive Officer and Principal Financial Officer evaluated the effectiveness of our disclosure controls and procedures as of August 31, 2017. Based on that evaluation, our Principal Executive Officer and Principal Financial Officer concluded that our disclosure controls and procedures as of the end of the period covered by this report were ineffective such that the information required to be disclosed by us in reports filed under the Securities Exchange Act of 1934 is (i) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and (ii) accumulated and communicated to the Principal Executive Officer and Principal Financial Officer, as appropriate, to allow timely decisions regarding disclosure.

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

Changes in Internal Controls Over Financial Reporting

There have been no significant changes to the Company’s internal controls over financial reporting that occurred during our last fiscal quarter ended August 31, 2017 that materially affected, or were reasonably likely to materially affect, our internal controls over financial reporting.

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

ITEM 3 DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4 MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5 OTHER INFORMATION

None.

ITEM 6 EXHIBITS

(a) Exhibits required by Item 601 of Regulation S-K.

Exhibit No.	Description
3.1	Certificate of Incorporation (1)

3.2	By-laws (1)

31.1	Certification of the Company’s Principal Executive and Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, with respect to the registrant’s report on Form 10-Q for the quarter ended August 31, 2017. (2)

32.1	Certification of the Company’s Principal Executive and Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. (2)

101.INS	XBRL Instance Document (3)

101.SCH	XBRL Taxonomy Extension Schema (3)

101.CAL	XBRL Taxonomy Extension Calculation Linkbase (3)

101.DEF	XBRL Taxonomy Extension Definition Linkbase (3)

101.LAB	XBRL Taxonomy Extension Label Linkbase (3)

101.PRE	XBRL Taxonomy Extension Presentation Linkbase (3)

 ____________________

(1)	Filed as an exhibit to the Company's Registration Statement on Form S-1, as filed with the SEC on March 30, 2017, and incorporated herein by this reference.
(2)	Filed herewith.
(3)	Users of this data are advised that, pursuant to Rule 406T of Regulation S-T, these interactive data files are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933 or Section 18 of the Exchange Act of 1934 and otherwise are not subject to liability.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, there unto duly authorized.

PRECISE ACQUISITION, INC.

(Registrant)

By: /s/ Thomas DeNunzio

Principal Executive Officer

Dated: October 6, 2017