Form 10-Q
period 2017-11-30
Milost International Inc.
filed 2018-01-19
CIK 1701874

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED November 30, 2017

OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from to

COMMISSION FILE NUMBER: 333-217030

Milost International Inc.

(Exact name of registrant as specified in its charter)

Delaware	82-0934660
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

48 Wall Street, Level 11 New York, NY	10005 (Zip Code)
(Address of Principal Executive Offices)

Indicate by check mark whether the registrant (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. [X] Yes [ ] No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (Section 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). [X] Yes [ ] No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer or a small reporting company. See definition of large accelerated filer, accelerated filer and small reporting company in Rule 12b-2 of the Securities Exchange Act of 1934.

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐ (Do not check if a smaller reporting company)
Smaller reporting company ☒	Emerging growth company ☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. [  ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

 [X] Yes [   ] No

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:

As of January 19, 2018, there were 8,000,000 shares of the Registrant’s common stock, par value $0.0001 per share, issued and outstanding. As of January 19, 2018 there were no shares of preferred stock issued and outstanding.

PART I - FINANCIAL INFORMATION

ITEM 1	FINANCIAL STATEMENTS

Milost International Inc.

BALANCE SHEETS

(UNAUDITED)

	November 30, 2017 (Unaudited)	February 28, 2017
ASSETS
TOTAL ASSETS	$-	$-

LIABILITIES AND STOCKHOLDERS’ DEFICIT

CURRENT LIABILITIES:
Accrued expenses	$3,550	$1,550
TOTAL LIABILITIES	$3,550	$1,550

STOCKHOLDERS’ DEFICIT:
Preferred stock, $0.0001 par value; 20,000,000 shares authorized; none issued or outstanding as of November 30, 2017 and February 28, 2017	-	-
Common stock, $0.0001 par value; 500,000,000 shares authorized; 8,000,000 shares issued and outstanding as of November 30, 2017 and February 28, 2017	800	800
Additional paid in capital	9,448	1,948
Accumulated deficit	(13,798)	(4,298)
TOTAL STOCKHOLDERS’ DEFICIT	(3,550)	(1,550)

TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$-	$-

The accompanying notes are an integral part of these unaudited financial statements.

-F1-

Milost International Inc.

STATEMENTS OF OPERATIONS

(UNAUDITED)

	Three Months Ended November 30, 2017	Nine Months Ended November 30, 2017
Revenue	$-	$-

Expenses:
General and administration	$3,550	$9,500

Operating loss	$(3,550)	$(9,500)

Net Loss	$(3,550)	$(9,500)

Basic and Diluted Loss Per Share	$(0.00)	$(0.00)
Weighted average number of common shares outstanding	8,000,000	8,000,000

The accompanying notes are an integral part of these unaudited financial statements.

-F2-

Milost International Inc.

STATEMENTS OF CASH FLOWS

(UNAUDITED)

Nine Months Ended November 30, 2017
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(9,500)
Change in current assets and liabilities:
Accrued expenses	2,000
Contributed Capital	7,500
Net Cash Provided By (used in) Operating Activities	-

Net Cash Used In Investing Activities	-
Net Cash Used In Financing Activities	-
CHANGE IN CASH	-
CASH AT BEGINNING OF PERIOD	$-
CASH AT END OF PERIOD	$-

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Cash paid for:	$-
Interest	$-
Income Taxes	$-

The accompanying notes are an integral part of these unaudited financial statements.

-F3-

Milost International Inc.

NOTES TO THE FINANCIAL STATEMENTS

NOVEMBER 30, 2017

(UNAUDITED)

NOTE 1 - ORGANIZATION AND DESCRIPTION OF BUSINESS

Milost International, Inc., (formerly known as Precise Acquisition, Inc.), a Delaware corporation (“the Company”) was incorporated under the laws of the State of Delaware on January 30, 2017 with the name Precise Acquisition, Inc. The Company intends to seek to acquire assets or shares of an entity actively engaged in business which generates revenues, in exchange for its securities. As of November 30, 2017, the Company had not yet commenced any operations.

On September 22, 2017, Thomas DeNunzio of 780 Reservoir Avenue, #123, Cranston, RI 02910, the former sole shareholder of Precise Acquisition, Inc. (the “Registrant” or “Company”), entered into a Share Purchase Agreement (the “Agreement”) with Milost Global Inc. with an address at 48 Wall Street, Level 11, NY, NY 10005.

On October 9, 2017 pursuant to the consummation of the Agreement, Mr. DeNunzio transferred to Milost Global Inc., 8,000,000 shares of common stock which represents all of the issued and outstanding shares.

On October 9, 2017, Mr. Thomas DeNunzio resigned as Chief Executive Officer, Chief Financial Officer, President, Director, Secretary, and Treasurer.

On October 9, 2017, Mr. Mandla J. Gwadiso was appointed Chief Executive Officer and Chairman of the Board of Directors, Mr. Bernard B. Yaw was appointed president and director, Mr. Madhava Rao Mankal was appointed Chief Financial Officer and director, and Ms. Darlene Aulder was appointed secretary and treasurer.

The Company has elected February 28th as its fiscal year end.

The accompanying unaudited interim financial statements of the Company have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission, or the SEC, including the instructions to Form 10-Q and Regulation SX. In the opinion of the management of the Company, all adjustments, which are of a normal recurring nature, necessary for a fair statement of the financial position as of November 30, 2017, and the results of operations and cash flows for the three and nine month periods ended November 30, 2017. Results for the interim periods presented are not necessarily indicative of the results that might be expected for the entire fiscal year ending February 28, 2018. When used in these notes, the terms "Company", "we", "us" or "our" mean the Company. Certain information and note disclosure normally included in financial statements prepared in accordance with generally accepted accounting principles in the United States of America has been omitted from these interim financial statements pursuant to such accounting principles and, accordingly, they do not include all the information and notes necessary for comprehensive interim financial statements and should be read in conjunction with our audited financial statements for the year ended February 28, 2017.

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

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

Cash and Cash Equivalents

The Company considers all highly liquid investments with an original maturity of three months or less when purchased to be cash equivalents. Cash and cash equivalents at November 30, 2017 and February 28, 2017 were $0.

Income Taxes

The Company accounts for income taxes under ASC 740, “Income Taxes.”  Under the asset and liability method of ASC 740, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statements carrying amounts of existing assets and liabilities and their respective tax bases.  Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled.  The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period the enactment occurs.  A valuation allowance is provided for certain deferred tax assets if it is more likely than not that the Company will not realize tax assets through future operations. No deferred tax assets or liabilities were recognized at November 30, 2017.

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

The Company does not have any potentially dilutive instruments as of November 30, 2017 and, thus, anti-dilution issues are not applicable.

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

Fair value estimates discussed herein are based upon certain market assumptions and pertinent information available to management as of November 30, 2017. The respective carrying value of certain on-balance-sheet financial instruments approximated their fair values due to the short-term nature of these instruments. These financial instruments include accrued expenses.

-F4-

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

The Company had no stock-based compensation plans as of November 30, 2017.

The Company’s stock based compensation for the period ended November 30, 2017 was $0.

Recently Issued Accounting Pronouncements

The Company has implemented all new accounting pronouncements that are in effect and that may impact its financial statements and does not believe that there are any other new pronouncements that have been issued that might have a material impact on its financial position or results of operations.

NOTE 3 - GOING CONCERN

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

NOTE 4 - ACCRUED EXPENSES

Accrued expenses totaled $3,550 as of November 30, 2017 as compared to February 28, 2017 which was $1,550 and consisted primarily of professional fees.

NOTE 5 - INCOME TAXES

The Company has not recognized an income tax benefit for its operating losses generated based on uncertainties concerning its ability to generate taxable income in future periods. The tax benefit for the period presented is offset by a valuation allowance established against deferred tax assets arising from the net operating losses, the realization of which could not be considered more likely than not. In future periods, tax benefits and related deferred tax assets will be recognized when management considers realization of such amounts to be more likely than not. As of August 31, 2017, the Company has incurred a net loss of approximately $12,998 which resulted in a net operating loss for income tax purposes. NOLs begin expiring in 2037. The loss results in a deferred tax asset of approximately $4,549 at the effective statutory rate of 35%. The deferred tax asset has been off-set by an equal valuation allowance.

-F5-

NOTE 6 - COMMITMENTS AND CONTINGENCIES

The Company follows ASC 450-20, Loss Contingencies, to report accounting for contingencies.  Liabilities for loss contingencies arising from claims, assessments, litigation, fines and penalties and other sources are recorded when it is probable that a liability has been incurred and the amount of the assessment can be reasonably estimated. There were no commitments or contingencies as of November 30, 2017.

NOTE 7 - SHAREHOLDER EQUITY

Preferred Stock

The authorized preferred stock of the Company consists of 20,000,000 shares with a par value of $0.0001. The Company had no shares of preferred stock issued and outstanding at November 30, 2017 and February 28, 2017.

Common Stock

The authorized common stock of the Company consists of 500,000,000 shares with a par value of $0.0001. There were 8,000,000 shares of common stock issued and outstanding at November 30, 2017 and February 28, 2017.

On January 30, 2017, the Company issued 8,000,000 founder’s shares of restricted common stock valued at $800 at par value ($.0001) to our former sole officer and director, Mr. Thomas DeNunzio, in exchange for the development of the business plan for the Company.

On October 9, 2017, pursuant to the Agreement, Mr. DeNunzio transferred to Milost Global Inc., 8,000,000 shares of common stock which represents all of the issued and outstanding shares.

The Company did not have any potentially dilutive instruments as of November 30, 2017 and, thus, anti-dilution issues are not applicable.

Additional paid-in capital

During the period ended November 30, 2017 our former sole officer and director, Mr. Thomas DeNunzio, paid expenses and accrued expenses on behalf of the Company totaling $7,500. These expenses are considered contributions to the Company and consisted primarily of professional fees.

NOTE 8 - RELATED-PARTY TRANSACTIONS

Equity

On January 30, 2017, the Company issued 8,000,000 founder’s shares of restricted common stock valued at $800 at par value ($.0001) to our former sole officer and director, Mr. Thomas DeNunzio, in exchange for the development of the business plan for the Company. These shares were transferred to Milost Global, Inc. upon consummation of the Agreement on October 9, 2017.

Additional paid-in capital

During the period ended November 30, 2017, our former sole officer and director Thomas DeNunzio paid expenses on behalf of the Company totaling $7,500. These expenses are considered contributions to the Company and consisted primarily of professional fees.

During the period ended February 28, 2017 our former sole officer and director Thomas DeNunzio paid expenses on behalf of the Company totaling $1,948. These expenses are considered contributions to the Company and consisted primarily of filing fees. Total additional paid-in capital is $9,448 at November 30, 2017.

NOTE 9 - SUBSEQUENT EVENTS

Management has evaluated subsequent events through the date these financial statements were issued. Based on our evaluation, no events have occurred requiring adjustment or disclosure.

-F6-

ITEM 2	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Forward-Looking Statements

Certain statements, other than purely historical information, including estimates, projections, statements relating to our business plans, objectives, and expected operating results, and the assumptions upon which those statements are based, are “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995, Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. These forward-looking statements generally are identified by the words “believes,” “project,” “expects,” “anticipates,” “estimates,” “intends,” “strategy,” “plan,” “may,” “will,” “would,” “will be,” “will continue,” “will likely result,” and similar expressions. We intend such forward-looking statements to be covered by the safe-harbor provisions for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995, and are including this statement for purposes of complying with those safe-harbor provisions. Forward-looking statements are based on current expectations and assumptions that are subject to risks and uncertainties which may cause actual results to differ materially from the forward-looking statements. Our ability to predict results or the actual effect of future plans or strategies is inherently uncertain. Factors which could have a material adverse effect on our operations and future prospects on a consolidated basis include, but are not limited to: changes in economic conditions, legislative/regulatory changes, availability of capital, interest rates, competition, and generally accepted accounting principles. These risks and uncertainties should also be considered in evaluating forward-looking statements and undue reliance should not be placed on such statements.

Company Overview

The Company was formed by Thomas DeNunzio, our former officer and director, for the purpose of creating a corporation which could be used to consummate a merger or acquisition.

On October 9, 2017, Thomas DeNunzio sold 8,000,000 shares of our restricted common stock which represents all of our issued and outstanding shares to Milost Global Inc. Mandla J. Gwadiso as control shareholder of Milost Global Inc. is deemed to be the indirect beneficial shareholder.

The sale was the result of a privately negotiated transaction without the use of public dissemination of promotional or sales materials. The buyer represented that it was an accredited investor and as such could bear the risk of such investment for an indefinite period of time and to afford a complete loss thereof.

On October 9, 2017, Mr. Thomas DeNunzio resigned as our Chief Executive Officer, Chief Financial Officer, President, Director, Secretary, and Treasurer.

On October 9, 2017, Mr. Mandla J. Gwadiso was appointed as our Chief Executive Officer and Chairman of the board of directors.

On October 9, 2017, Mr. Bernard B. Yaw was appointed President and a member of our board of directors.

On October 9, 2017, Mr. Madhava Rao Mankal was appointed Chief Financial Officer and a member of our board of directors.

On October 9, 2017, Ms. Darlene Aulder was appointed as our secretary and treasurer.

On October 9, 2017, the Company?s board of directors approved to change the name of the Company from Precise Acquisition, Inc. to Milost International Inc. On October 12, 2017, we filed a Certificate of Amendment with the Delaware Secretary of State to change our name from Precise Acquisition, Inc. to Milost International Inc.

On October 20, 2017, Dr. Chin Yew Seah was appointed as a member of our board of directors.

On October 20, 2017, Mr. Solly Asibey was appointed as a member of our board of directors.

On December 26, 2017, Mr. Mandla J. Gwadiso resigned as our Chief Executive Officer and Chairman of the board of directors.

On December 26, 2017, Mr. Madhava Rao Mankal resigned as our Chief Financial Officer and a member of our board of directors.

On December 26, 2017, Ms. Darlene Aulder resigned as our secretary and treasurer.

On December 26, 2017, Dr. Chin Yew Seah resigned as a member of our board of directors.

On December 26, 2017, Mr. Solly Asibey resigned as a member of our board of directors.

On December 26, 2017, Mr. Bernard B. Yaw was appointed as Secretary, Treasurer, Chief Executive Officer and Chief Financial Officer.

Business Information

The Registrant intends to seek to acquire assets or shares of an entity actively engaged in business which generates revenues, in exchange for its securities. The Registrant has no acquisition in mind and has not entered into any negotiations regarding such an acquisition. Neither the Company's officers and directors, nor any promoter or affiliates thereof, have engaged in any preliminary contact or discussions with any representative of any other company regarding the possibility of an acquisition or merger between the Company and such other company as of the date of this quarterly report.

Milost International Inc.’s mailing address is 48 Wall Street, Level 11 New York, NY 10005. We neither rent nor own any properties. Until we pursue a viable business opportunity and recognize income, we will not seek office space.

Liquidity and Capital Resources

Our cash balance is $0 as of November 30, 2017. Our cash balance is not sufficient to fund our limited levels of operations for any period of time. We may utilize funds from Bernard Yaw, our Officer and Director, who has informally agreed to advance funds to allow us to pay for operating expenses. Bernard Yaw has no formal commitment, arrangement or legal obligation to advance or loan funds to the company. In order to implement our plan of operations for the next twelve-month period, we require further funding. After a twelve-month period we may need additional financing but currently do not have any arrangements for such financing.

During the period ended November 30, 2017, our former sole officer and director Thomas DeNunzio paid expenses on behalf of the Company totaling $7,500. These expenses are considered contributions to the Company and consisted primarily of professional fees.   During the period ended February 28, 2017 our former sole officer and director Thomas DeNunzio paid expenses on behalf of the Company totaling $1,948. These expenses are considered contributions to the Company and consisted primarily of filing fees.

If we need additional cash and cannot raise it, we will either have to suspend operations until we do raise the cash we need, or cease operations entirely.

Net Loss

We have recorded a net loss of $9,500 for the nine months ended November 30, 2017.

Going Concern

The Company’s financial statements are prepared in accordance with generally accepted accounting principles applicable to a going concern that contemplates the realization of assets and liquidation of liabilities in the normal course of business. The Company demonstrates adverse conditions that raise substantial doubt about the Company's ability to continue as a going concern for one year following the issuance of these financial statements. These adverse conditions are negative financial trends, specifically operating loss, reoccurring losses, and other adverse key financial ratios. The Company has not established any source of revenue to cover its operating costs. Management plans to fund operating expenses with related party contributions to capital. There is no assurance that management's plan will be successful. The financial statements do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts and classification of liabilities that might be necessary in the event that the Company cannot continue as a going concern.

ITEM 3	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

As a “smaller reporting company” as defined by Item 10 of Regulation S-K, the Company is not required to provide the information required by this Item.

ITEM 4	CONTROLS AND PROCEDURES

Management’s Report on Disclosure Controls and Procedures

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our reports filed under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms, and that such information is accumulated and communicated to our management, including our chief executive officer and our chief financial officer (who is acting as our principal executive officer, principal financial officer and principle accounting officer) to allow for timely decisions regarding required disclosure.

As of November 30, 2017, the end of the fiscal period covered by this report, we carried out an evaluation, under the supervision of our chief executive officer, with the participation of our chief financial officer, of the effectiveness of the design and the operation of our disclosure controls and procedures. The officers concluded that the disclosure controls and procedures were not effective as of the end of the period covered by this report due to material weaknesses identified below.

The matters involving internal controls and procedures that our management considered to be material weaknesses under the standards of the Public Company Accounting Oversight Board were: domination of management by a limited individuals without adequate compensating controls, lack of a majority of outside directors on board of directors, resulting in ineffective oversight in the establishment and monitoring of required internal controls and procedures; inadequate segregation of duties consistent with control objectives, lack of well-established procedures to identify, approve and report related party transactions, and lack of an audit committee. These material weaknesses were identified by our Chief Executive Officer who also serves as our Chief Financial Officer in connection with the above evaluation.

Inherent limitations on effectiveness of controls

Internal control over financial reporting has inherent limitations which include but is not limited to the use of independent professionals for advice and guidance, interpretation of existing and/or changing rules and principles, segregation of management duties, scale of organization, and personnel factors. Internal control over financial reporting is a process which involves human diligence and compliance and is subject to lapses in judgment and breakdowns resulting from human failures. Internal control over financial reporting also can be circumvented by collusion or improper management override. Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements on a timely basis, however these inherent limitations are known features of the financial reporting process and it is possible to design into the process safeguards to reduce, though not eliminate, this risk. Therefore, even those systems determined to be effective can provide only reasonable assurance with respect to financial statement preparation and presentation. Projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Changes in Internal Control over Financial Reporting

There have been no changes in our internal controls over financial reporting that have occurred for the nine months ending November 30, 2017, that have materially or are reasonably likely to materially affect, our internal controls over financial reporting.

PART II-OTHER INFORMATION

ITEM 1	LEGAL PROCEEDINGS

There are no legal proceedings against the Company and the Company is unaware of such proceedings contemplated against it.

ITEM 1A	RISK FACTORS

As a “smaller reporting company” as defined by Item 10 of Regulation S-K, the Company is not required to provide the information required by this Item.

ITEM 2	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3	DEFAULTS UPON SENIOR SECURITIES

None

ITEM 4	MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5	OTHER INFORMATION

None

ITEM 6	EXHIBITS

(a) Exhibits required by Item 601 of Regulation S-K.

Exhibit No.	Description
3.1	Certificate of Incorporation and Certificate of Amendment (1) *

3.2	By-laws (1)

31	Certification of the Company’s Principal Executive and Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, with respect to the registrant’s report on Form 10-Q for the period ended November 30, 2017 (2)

32	Certification of the Company’s Principal Executive and Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (2)

101.INS	XBRL Instance Document (3)

101.SCH	XBRL Taxonomy Extension Schema (3)

101.CAL	XBRL Taxonomy Extension Calculation Linkbase (3)

101.DEF	XBRL Taxonomy Extension Definition Linkbase (3)

101.LAB	XBRL Taxonomy Extension Label Linkbase (3)

101.PRE	XBRL Taxonomy Extension Presentation Linkbase (3)

(1)	Filed as an exhibit to the Company's POS AM, as filed with the SEC on December 29, 2017, and incorporated herein by this reference.
(2)	Filed herewith.
(3)	In accordance with Regulation S-T, the XBRL-formatted interactive data files that comprise Exhibit 101 in this Quarterly Report on Form 10-Q shall be deemed “furnished” and not “filed”.

*The Certificate of Amendment is included herein by reference. It is attached as Exhibit 3.1 to Form 8-K filed on October 13, 2017.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, there unto duly authorized.

Milost International Inc.

(Registrant)

By: /s/ Bernard Yaw

Name: Bernard Yaw

CEO, Principal Executive Officer, Director

Dated: January 19, 2018

By: /s/ Bernard Yaw

Name: Bernard Yaw

CFO, Principal Financial

Dated: January 19, 2018